Form 10-K/A
period 1996-12-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 1997-08-06
CIK 839849

SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C.  20549


                                    FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from August 31, 1996 (Commencement of Operations) to December 31, 1996

[  ]  Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the transition period from   to


Commission File Number - 333-91148

     PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION, (as depositor under the Pooling and Servicing Agreement, dated as of August 31, 1996, which forms ABFS Mortgage Loan Trust 1996-2, which issues the ABFS Mortgage Loan Trust 1996-2, Mortgage Pass-through Certificates, Series 1996-2).

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Page 1 of 8
This report consists of 12 consecutively numbered pages.

                                AMENDMENT NUMBER
                                     1 OF 1

      (2) Financial Statement Schedules:

          Omitted.

      (3) Exhibits:

          Related Computational Materical dated September 1996 for ABFS Mortgage Loan Trust, Series 1996-2 (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated September 1996).

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

                              CHASE MANHATTAN BANK
                           (SUCCESSOR BY MERGER OF THE
                          CHASE MANHATTAN BANK, N.A.),
                                    AS TRUSTEE, FOR
                                    ABFS MORTGAGE LOAN TRUST 1996-2


Date: August 6, 1997          By:    /s/  Ron Feldman
                                    --------------------------
                                    Ron Feldman
                                    Vice President

INDEX TO EXHIBITS


Exhibit
Number                        Description of Exhibits                     Page


    4.1       Related Computational Materical dated September 1996            *
              for ABFS Mortgage Loan  Trust,  Series 1996-2
              (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated September 1996).

   99.1        Annual Statement of Compliance                                 7

   99.2        Annual Servicing Report                                        9






















* Incorporated by reference.

                                  EXHIBIT 99.1


                         ANNUAL STATEMENT OF COMPLIANCE

American Business Credit, Inc.
Bala Pointe Office Centre
111 Presidential Boulevard, Suite 215
Bala Cynwyd, PA 19004
(610)668-2440
1-800-537-1162

                                 $38,799,000.00
                           MORTGAGE LOAN CERTIFICATES
                       SERIES 1996-2 C;ASS A AND CLASS R
              PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION
                 ANNUAL OFFICER'S CERTIFICATE AS TO COMPLIANCE


Pursuant to Section 5.17 of the Pooling and Servicing Agreement between American Business Credit, Inc. As Servicer, Prudential Securities Secured Financing Corporation as Depositor, The Chase Manhattan Bank as Trustee ("Trustee") dated as of August 31, 1996, the undersigned does hereby certify the following:

    1. I have reviewed the activities of the Servicer for the period ended December 31, 1996 and its performance under the Agreement.

    2. To the best of my knowledge, based on such review, the Servicer has fulfulled its duties, responsibilities and obligations under the Agreement in all material respects throughout such period.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 27th day of April, 1997.

                                          American Business Credit, Inc.

Attest:

Jeffrey M. Ruben
Senior Vice President


David M. Levin
Senior Vice President


(corporate seal)

                                  EXHIBIT 99.2


                             ANNUAL SERVICING REPORT

BDO Seidman, LLP
Accountants and Consultants
1601 Market Street
Philadelphia, PA 19103-2311
Telephone:  (215)241-1500
Fax:  (215) 977-8314




                        Independent Accountants' Report


American Business Credit, Inc.
Bala Cynwyd, Pennsylvania

We have examined management's assertion American Business Credit, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) as of and for the year ended December 31, 1996. Management is responsible for American Business Credit, Inc.'s compliance with those minimum serving standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about American Business Credit, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on American Business Credit, Inc.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that American Business Credit, Inc. complied with the aforementioned minimum servicing standards as of and for the period ended December 31, 1996, is fairly stated, in all material respects.

                                    BDO Seidman, LLP

April 22, 1997