Form 10-K
period 1997-12-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 1998-03-31
CIK 839849

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
         Exchange   Act  of  1934   for   the   period   from    June  18,  1997
         (Commencement of Operations) to December 31, 1997.

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


Commission File Number - 333-27355

PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION,(as depositor under the Pooling and Servicing Agreement, dated as of June 18, 1997, which forms Irwin Home Equity Corporation Trust 1997-1, which will issue the Irwin Home Equity Corporation Trust 1997-1, Mortgage Pass-Through Certificates, Series 1997-1).


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

Registrant's telephone number, including area code : (212) 778-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   Page 1 of 6
            This report consists of 6 consecutively numbered pages.

Documents incorporated by reference:  none

PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION
Irwin Home Equity Corporation Trust 1997-1
---------------------------------------------------

TABLE OF CONTENTS
                                                                         Page
PART I
    Item  1. Business....................................................3

    Item  2. Properties..................................................3

    Item  3. Legal Proceedings...........................................3

    Item  4. Submission of Matters to a Vote of Security Holders.........3

PART II
    Item  5. Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................3

    Item  6. Selected Financial Data.....................................3

    Item  7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................3

    Item  8. Financial Statements and Supplementary Data.................3

    Item  9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................3

PART III
    Item 10. Directors and Executive Officers of the Registrant..........3

    Item 11. Executive Compensation......................................3

    Item 12. Security Ownership of Certain Beneficial
                  Owners and Management..................................3

    Item 13. Certain Relationships and Related Transactions..............3

PART IV
    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.........................................4

SIGNATURE................................................................5

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which
Have Not Registered Securities Pursuant to Section 12 of the Act.........6

PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or Prudential Securities Secured Financing Corporation, with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Certificateholders during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of January 30, 1998, there were eleven (11) Certificateholders.


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

              Omitted.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant.

A Current Report on Form 8-K, dated January 30, 1998, was filed for the purpose of filing the Monthly Certificateholder Statements for payments made on July 15, 1997 and August 15, 1997, respectively. A Current Report on Form 8-K, dated January 30, 1998, was filed for the purpose of filing the Monthly Certificateholder Statements for payments made on September 15, 1997 and October 15, 1997, respectively. A Current Report on Form 8-K, dated January 30, 1998, was filed for the purpose of filing the Monthly Certificateholder Statements for payments made on November 15, 1997, December 15, 1997, and January 15, 1998, respectively. The items reported in such Current Report were Item 5 (Other Events).


(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHASE MANHATTAN BANK
                                   not in its individual capacity but solely as Trustee for Irwin Home Equity Corporation Trust 1997-1

Date: March 31, 1998             By:    /s/ Regina Bergeland
                                        ----------------
                                        Regina Bergeland
                                        Chase Manhattan Bank
                                        Vice President

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