Form 10-K405
period 1997-12-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 1998-08-19
CIK 839849

                                    Form 10-K

                       Securities and Exchange Commission


                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ___________________

               FIRST SIERRA EQUIPMENT CONTRACT TRUST Series 1997-1
             (exact name of Registrant as specified in its charter)
                                Houston, TX 77002
                                  713-221-8822

Securities Registered Pursuant to Section 12(b) of the Securities and Exchange Act of 1934: none

Securities Registered Pursuant to Section 12(g) of the Securities and Exchange Act of 1934: none

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No   X
    -----                ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. None

         The Registrants meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

                                     PART I

Item 1.          Business

The Registrant is a Delaware Business Trust formed solely for the purpose of acquiring from First Sierra Receivables IV, Inc., a bankruptcy remote wholly-owned subsidiary of First Sierra Financial, Inc., certain leases (the "Leases") and interests in equipment underlying the leases (together the "Receivables") and securitizing the Receivables through the issuance of Certificates. The Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity which may bring bankruptcy proceedings against the Registrant and (b) the risk is diminished that it will be consolidated into the bankruptcy proceedings of any other entity. The Registrant has no other assets except the Receivables and proceeds thereof.

Item 2.          Properties

         None

Item 3.          Legal Proceedings

         None

Item 4.          Submission to Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.          Market for Registrants Common Equity and Related Stockholder
                 Matters
         None

Item 6.          Selected Financial Data

         None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable

Item 8.          Financial Statements and Supplemental Data

         Not Applicable

Item 9.          Change in and Disagreements on Account and Financial Disclosure

                                    PART III

Item 10.         Directors and Officers of the Registrant

         The following individuals comprise the board of directors and the officers of the Registrant:

Name                                                 Position
----                                                 --------
Thomas Depping                                       President
Sandy B. Ho                                          Secretary
E. Roger Gebhart                                     Vice President
Russell Strickland                                   Director
Cheryl Strickland                                    Director


All Directors and officers hold office for the term of one year and until their successors are elected and qualified, subject to earlier termination by removal or resignation.

Item 11.         Executive Compensation

         Not Applicable

Item 12.         Security Ownership of Certain Beneficial Owners and Management

         Not Applicable

Item 13.         Certain Relationships and Related Transactions

         Not Applicable

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

1. Servicer Reports for the payment periods ending October, November, December.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            First Sierra Receivables IV, Inc.


                                            By: /s/ E. R. Gebhart
                                               ------------------------------
                                            Name:   E. R. Gebhart
                                            Title:  Vice President


                                            Dated: December 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1938, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            By: /s/ Thomas J. Depping
                                               ------------------------------
                                            Title:   President
                                            Name:    Thomas J. Depping
                                            Date:    December 31, 1997

                                            By: /s/ Sandy B. Ho
                                               ------------------------------
                                            Title:   Secretary
                                            Name:    Sandy B. Ho
                                            Date:    December 31, 1997

                                            By: /s/ E. R. Gebhart
                                               ------------------------------
                                            Title:   Vice President
                                            Name:    E. Roger Gebhart
                                            Date:    December 31, 1997

                                            By: /s/ Russell Strickland
                                               ------------------------------
                                            Title:   Director
                                            Name:    Russell Strickland
                                            Date:    December 31, 1997

                                            By: /s/ Cheryl Strickland
                                               ------------------------------
                                            Title:   Director
                                            Name:    Cheryl Strickland
                                            Date:    December 31, 1997

Supplemental Information:
         None

                                  EXHIBIT INDEX


99.1 Servicer reports for the payment periods ending in October, November, December.