Form 10-Q
period 1999-03-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 1999-05-14
CIK 839849

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


 (Mark One)



 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999





 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____




 Commission File Number:  0-22474
                         -------


                   AMERICAN BUSINESS FINANCIAL SERVICES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     87-0418807
              --------                                     ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)





  111 Presidential Boulevard, Bala Cynwyd, PA                  19004
  -------------------------------------------                  -----
   (Address of principal executive offices)                  (Zip Code)



                                 (610) 668-2440
                                 --------------
               (Registrant's telephone number including area code)


 Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X       No
       ---          ---



 As of May 3, 1999, there were 3,478,956 shares of the registrant's Common Stock issued and outstanding.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                              Page
                                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    FINANCIAL INFORMATION

           Consolidated Balance Sheets as of March 31, 1999
               and June 30, 1998................................................................................   2
           Consolidated Statements of  Income for the three and nine months ended
               March 31, 1999 and 1998..........................................................................   3
           Consolidated Statements of Stockholders' Equity for the nine months ended
               March 31, 1999 and 1998..........................................................................   4
           Consolidated Statements of Cash Flows for the nine months ended
               March 31, 1999 and 1998..........................................................................   5
           Notes to Consolidated Financial Statements...........................................................   7

Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations...............  12

Item 3.    Quantitative and Qualitative Disclosure about Market Risk............................................  27

PART II    OTHER INFORMATION....................................................................................  28

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults Upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL INFORMATION

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                 March 31,            June 30,
------                                                                                    1999                1998
                                                                                     -------------       -------------
                                                                                      (Unaudited)            (Note)

Cash and cash equivalents                                                            $  20,876,988       $   4,485,759
Loan and lease receivables, net
         Available for sale                                                             55,283,112          62,381,973
         Other                                                                           5,773,137           4,096,554
Interest only strips and other receivables                                             168,628,210         100,736,564
Prepaid expenses                                                                         3,792,476           2,572,182
Property and equipment net of accumulated
         depreciation and amortization                                                  10,076,878           7,784,663
Other assets                                                                            62,969,454          44,493,365
                                                                                     -------------       -------------

                  Total assets                                                       $ 327,400,255       $ 226,551,060
                                                                                     =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
   Subordinated debt and notes payable                                               $ 219,003,978       $ 144,584,819
   Accounts payable and accrued expenses                                                21,282,546          15,563,254
   Deferred income taxes                                                                11,023,244          10,863,538
   Other liabilities                                                                    22,052,344          12,797,283
                                                                                     -------------       -------------

                    Total liabilities                                                  273,362,112         183,808,894
                                                                                     -------------       -------------

STOCKHOLDERS' EQUITY
    Preferred stock,  par value $.001
         Authorized 1,000,000 shares
         Issued and outstanding - none                                                        --                  --
    Common stock,  par value $.001
         Authorized 9,000,000 shares
         Issued and outstanding - 3,527,156 in 1999                                          3,527               3,523
         and 3,523,406 shares in 1998
    Additional paid-in capital                                                          23,339,366          23,255,957
    Accumulated other comprehensive income, net                                          1,190,000                --
    Retained earnings                                                                   30,105,282          20,082,718
                                                                                     -------------       -------------
                                                                                        54,638,175          43,342,198
    Less:  note receivable                                                                (600,032)           (600,032)
                                                                                     -------------       -------------

                    Total stockholders' equity                                          54,038,143          42,742,166
                                                                                     -------------       -------------

                    Total liabilities and stockholders' equity                       $ 327,400,255       $ 226,551,060
                                                                                     =============       =============

Note: The balance sheet at June 30, 1998 has been derived from the audited Financial Statements at that date.

See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                            March 31,                            March  31,
                                                --------------------------------       ------------------------------
                                                   1999                 1998               1999              1998
                                                -----------          -----------       -----------        -----------

REVENUES
     Gain on sale of loans and leases           $17,723,950          $10,427,033       $46,487,966        $25,532,711
     Interest and fees                            4,736,008            4,224,584        13,181,766         11,603,658
     Servicing income                               487,049              162,797         1,501,789            415,691
     Other income                                    22,314               36,906            37,772            154,775
                                                -----------          -----------       -----------        -----------

          Total revenues                         22,969,321           14,851,320        61,209,293         37,706,835
                                                -----------          -----------       -----------        -----------

EXPENSES
     Interest                                     6,126,339            3,035,427        15,674,620          7,971,728
     Provision for credit losses                    542,288              296,614           745,269            460,487
     Employee related costs                       1,157,304            1,795,656         3,666,108          3,662,856
     Sales and marketing                          6,227,525            2,811,446        16,436,396          8,185,052
     General and administrative                   3,434,251            1,708,452         8,555,955          5,092,940
                                                -----------          -----------       -----------        -----------

          Total expenses                         17,487,707            9,647,595        45,078,348         25,373,063
                                                -----------          -----------       -----------        -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                5,481,614            5,203,725        16,130,945         12,333,772

PROVISION FOR INCOME TAXES                        1,973,378            1,892,604         5,704,080          4,316,820
                                                -----------          -----------       -----------        -----------

NET INCOME                                      $ 3,508,236          $ 3,311,121       $10,426,865        $ 8,016,952
                                                ===========          ===========       ===========        ===========

EARNINGS PER COMMON SHARE
     Basic                                            $1.00                $0.94             $2.96              $2.28
                                                      =====                =====             =====              =====
     Diluted                                          $0.96                $0.90             $2.87              $2.19
                                                      =====                =====             =====              =====

Average Common Shares:
     Basic                                        3,526,573            3,523,406         3,524,446          3,514,690
     Diluted                                      3,625,379            3,688,516         3,629,932          3,667,646

See accompanying notes to consolidated financial statements.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

Nine months ended March 31, 1999
--------------------------------

                                                                     Accumulated
                                  Common Stock        Additional        Other                                      Total
                              --------------------      Paid-In     Comprehensive    Retained        Note      Stockholders'
                                Shares      Amount      Capital        Income        Earnings     Receivable       Equity
                              ---------    -------    -----------    -----------   -----------    ----------     -----------
Balance at
    July 1, 1998              3,523,406    $ 3,523    $23,255,957    $      --     $20,082,718     $(600,032)    $42,742,166
Comprehensive income:
    Net income                                                                      10,426,865                    10,426,865
    Unrealized gains on
      investment securities                                            1,190,000                                  1,190,000
                              ---------    -------    -----------    -----------   -----------     ---------     -----------
Total comprehensive
    income                                                             1,190,000    10,426,865                   11,616,865

Cash dividends
    ($0.115 per share)                                                                (404,301)                     (404,301)
Issuance of non-employee
    stock options                                          73,400                                                     73,400
Exercise of
    stock options                 3,750          4         10,009                                                     10,013
                              ---------    -------    -----------    -----------   -----------     ---------     -----------
Balance at
    March 31, 1999            3,527,156    $ 3,527    $23,339,366    $ 1,190,000   $30,105,282     $(600,032)    $54,038,143
                              =========    =======    ===========    ===========   ===========     =========     ===========

Nine Months ended March 31, 1998
--------------------------------

                                                                     Accumulated
                                  Common Stock        Additional        Other                                      Total
                              --------------------      Paid-In     Comprehensive    Retained        Note      Stockholders'
                                Shares      Amount      Capital        Income        Earnings     Receivable       Equity
                              ---------    -------    -----------    -----------   -----------    ----------     -----------
Balance at
    July 1, 1997              3,503,166    $ 3,503    $22,669,477    $      --     $ 8,839,080    $(600,032)     $30,912,028
Net income                                                                           8,016,952                     8,016,952
Cash dividends
    ($0.045 per share)                                                                (157,924)                     (157,924)
Shares issued
    for acquisition              20,240         20        499,980                                                    500,000
Issuance of non-employee
    stock options                                          86,500                                                     86,500
                              ---------    -------    -----------    -----------   -----------    ----------     -----------
Balance at
    March 31, 1998            3,523,406    $ 3,523    $23,255,957    $      --     $16,698,108     $(600,032)    $39,357,556
                              =========    =======    ===========    ===========   ===========     =========     ===========

See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                           March 31,
                                                               ---------------------------------
                                                                    1999                1998
                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                  $  10,426,865       $   8,016,952
   Adjustments to reconcile net income to net
       cash used in operating
       activities
   Gain on sales of loans/leases                                 (46,487,966)        (29,976,347)
   Amortization of origination fees and costs                         84,123              61,661
   Amortization of deferred servicing rights                       3,674,787           1,000,440
   Provision for credit losses                                     5,175,855           2,193,762
   Accounts written off, net                                        (812,377)           (351,775)
   Depreciation and amortization of
       property and equipment                                      2,058,067           1,015,439
   Amortization of financing and organization costs                  830,597             529,291
   Amortization of goodwill                                          850,054             522,762
   Loans originated for sale                                    (653,804,780)       (233,617,709)
   Proceeds from sale of loans and leases                        600,874,986         204,996,008
   Increase in loans in process                                    9,255,062           2,246,961
   Increase in accrued interest and fees on
       loan and lease receivables                                 (1,676,584)         (1,479,893)
   Decrease in interest only strips and other receivables          6,015,736           3,717,280
   Increase in prepaid expenses                                   (1,220,294)         (3,453,057)
   Increase in accounts payable and accrued expenses               5,719,292           7,221,715
   Decrease in deferred  income taxes                                159,706           2,250,143
   Decrease in other, net                                         (1,942,243)         (2,385,385)
                                                               -------------       -------------

      Net cash used in operating activities                      (60,819,114)        (37,491,752)
                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Leases originated for portfolio                                      --           (47,436,330)
   Loan and lease payments received                               13,351,326           8,768,823
   Purchase of property and equipment                             (4,350,282)         (3,045,353)
   Proceeds from sale of property and equipment                      683,523                --
   Decrease in securitization gain receivable                           --             2,336,268
   Principal receipts on investments                                 699,428             313,731
   Initial over collateralization of loans                        (3,725,004)         (3,575,000)
   Purchase of subsidiary                                               --           (11,000,000)
   Cash acquired upon purchase of subsidiary                            --             1,414,905
   Purchase of investment                                           (645,636)               --
   Sale of investments                                                  --             5,000,000
                                                               -------------       -------------

      Net cash provided by (used in) investing activities          6,013,355         (47,222,956)
                                                               -------------       -------------

(continued on following page)

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                           March 31,
                                                               ---------------------------------
                                                                    1999                1998
                                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing costs incurred                                     $  (2,217,760)      $  (1,186,052)
   Net borrowings on revolving lines of credit                      6,827,939          47,733,006
   Record fair value of options granted                                73,400              86,500
   Exercise of employee stock options                                  10,013                --
   Dividends paid                                                    (404,301)           (157,924)
   Principal payments on capital lease obligation                     (50,422)            (73,061)
   Principal payments on note payable, other                         (636,343)               --
   Proceeds from issuance of subordinated debentures              111,616,157          57,151,885
   Redemptions of subordinated debentures                         (44,021,695)        (19,379,159)
                                                                -------------       -------------

      Net cash provided by financing activities                    71,196,988          84,175,195
                                                                -------------       -------------

      Net increase (decrease) in cash and cash equivalents         16,391,229            (539,513)
      Cash and cash equivalents, beginning of period                4,485,759           5,013,936
                                                                -------------       -------------

      Cash and cash equivalents, end of period                  $  20,876,988       $   4,474,423
                                                                =============       =============


Supplemental disclosures of cash flow information
      Cash paid during the period for:
           Interest                                             $  13,302,174       $   7,287,823
                                                                =============       =============
           Income taxes                                         $   2,755,545       $      50,000
                                                                =============       =============


See accompanying notes to consolidated financial statements.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.       Basis of Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited and include the accounts of American Business Financial Services, Inc.
         (ABFS) and its subsidiaries, (all of which are wholly-owned,) collectively the "Company". All significant inter-company transactions and balances have been eliminated.

         Effective October 1, 1997, the Company acquired all of the issued and outstanding stock of New Jersey Mortgage and Investment Corp. ("NJMIC"), a mortgage and leasing company based in Roseland, New Jersey. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of NJMIC have been included with the Company since the date of acquisition.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of financial results that may be expected for the full year ended June 30, 1999. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

         Certain prior period financial statement balances have been reclassified to conform to the current period presentation.

         Recent Accounting Pronouncements

         In June 1997 the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which is effective for financial statements issued for years beginning after December 15, 1997. The pronouncement is not required to be applied to interim periods in the initial year of its application. SFAS No. 131 established standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating results in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial reporting.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.       Basis of Financial Statement Presentation - continued

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. SFAS No. 133 is effective on a prospective basis for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. SFAS No. 134 became effective for fiscal quarters beginning after December 15, 1998. In accordance with the provisions of SFAS No. 134, the Company has reclassified its retained interests from trading securities to available-for-sale securities. As available-for-sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on the Company's financial condition, but reduced the Company's gains on sale by $2.5 million pre-tax in the quarter ended March 31, 1999.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

2.       Loan and Lease Receivables - Available for Sale

         Loan and lease receivables available for sale which are held in the Company's portfolio were as follows:

                                                                  March 31,         June 30,
                                                                     1999             1998
                                                                 -----------      -----------

         Real estate secured loans                               $32,366,735      $47,971,399
         Leases net of unearned income of $2,973,942
            and $2,670,954                                        17,679,753       11,401,104
         Unamortized origination
            costs and fees                                         6,243,129        4,087,636
                                                                 -----------      -----------
                                                                  56,289,617       63,460,139
         Less: allowance for credit losses on
             loans and lease receivables available for sale        1,006,505        1,078,166
                                                                 -----------      -----------
                                                                 $55,283,112      $62,381,973
                                                                 ===========      ===========

3.       Interest Only Strips and Other Receivables

         The interest only strips and other receivables balance at March 31, 1999 and June 30, 1998 was comprised of the following:

                                                                  March 31,         June 30,
                                                                     1999             1998
                                                                 -----------      -----------

          Interest only and residual strips                      $153,146,944     $  95,912,756
          Receivables for sold loans                                9,146,867         2,376,542
          Advances to securitization trusts                         2,232,812           738,407
          Other receivables                                         4,101,587         1,708,859
                                                                 ------------     -------------
                                                                 $168,628,210     $ 100,736,564
                                                                 ============     =============

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

4.       Subordinated Debt and Notes Payable

         Subordinated debt and notes payable at March 31, 1999 and June 30, 1998 are summarized as follows:

                                                                                       March 31,         June 30,
                                                                                         1999              1998
                                                                                     ------------      ------------

         Subordinated debt, due, April 1999 through March 2009; interest at rates ranging from 6.15% to 11.50%; subordinated to all of the
         Company's senior indebtedness                                               $176,096,145      $105,651,694

         Note payable, $150,000,000 revolving line of credit expiring September
         2000; interest at rates ranging from LIBOR plus 1.375% to LIBOR plus
         2%; collateralized by loan receivables                                        15,442,867        25,720,478

         Note payable, $20,000,000 revolving line of credit expiring September
         2000; interest at prime less 1% or LIBOR plus 1.875% at the Company's
         option; collateralized by lease receivables                                   12,585,463              --

         Note payable, $5,000,000 revolving line of credit expiring December
         1999; interest at LIBOR plus 2.0% payable monthly; collateralized by
         certain residual interests in securitized loans                                5,000,000              --

         Subordinated debt, due, April 1999 through May 2003; interest at rates ranging from 9.0% to 10.45%; subordinated to all of the Company's
         senior indebtedness                                                            4,862,801         6,529,854

         Note payable, $100,000,000 revolving line of credit expiring August
         1999; interest at LIBOR plus 1.25%, payable monthly; collateralized by
         loan receivables                                                                  50,822           530,735

         Senior subordinated debt due July 1999 through December 1999; interest
         at 12% payable monthly; subordinated to subsidiary's senior debt               1,875,000         3,000,000

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

4.       Subordinated Debt and Notes Payable - continued

                                                                                       March 31,         June 30,
                                                                                         1999              1998
                                                                                     ------------      ------------
         Note payable, due April 1999 through October 2000; interest at 8%,
         payable monthly.                                                               2,338,261         2,914,920

         Capitalized lease, due April 1999 through December 2001; interest at
         7.7% payable monthly; collateralized by certain office
         equipment.                                                                       575,165              --

         Other notes payable                                                              177,454           237,138
                                                                                     ------------      ------------
                                                                                     $219,003,978      $144,584,819
                                                                                     ============      ============

5.       Reconciliation of Basic and Diluted Earnings Per Share


                                                         Three Months Ended           Nine Months Ended
                                                              March 31,                    March 31,
                                                       ----------------------      -------------------------
                                                          1999        1998            1999           1998
                                                       ----------  ----------      -----------    ----------
     Earnings
     (a)  Net income                                   $3,508,236  $3,311,121      $10,426,865    $8,016,952
                                                       ==========  ==========      ===========    ==========

     Average Common Shares
     (b) Average common shares outstanding              3,526,573     3,523,406      3,524,446     3,514,690
         Average potentially dilutive shares               98,806       165,110        105,486       152,956
                                                       ----------  ----------      -----------    ----------
     (c) Average common and potentially
           dilutive shares                              3,625,379     3,688,516      3,629,932     3,667,646
                                                        =========     =========      =========     =========

     Earnings Per Common Share
     Basic (a/b )                                           $1.00         $0.94          $2.96         $2.28
     Diluted ( a/c )                                        $0.96         $0.90          $2.87         $2.19

AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto included in Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

FORWARD LOOKING STATEMENTS

         When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, risks associated with the Year 2000 issue, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

BALANCE SHEET INFORMATION
(in thousands, except per share data)


Balance Sheet Data:
                                             March 31, 1999      June 30, 1998
                                             --------------      -------------
Cash and cash equivalents ................      $ 20,877            $  4,486
Loan and lease receivables, net:
      Available for sale .................        55,283              62,382
      Other ..............................         5,773               4,097
Interest only strips and other receivables       168,628             100,737
Total assets .............................       327,400             226,551
Subordinated debt and notes payable ......       219,004             144,585
Total liabilities ........................       273,362             183,809
Total stockholders' equity ...............        54,038              42,742
Book value per common share ..............      $  15.32            $  12.13


         Total assets increased $100.8 million, or 44.5%, to $327.4 million at March 31, 1999 from $226.6 million at June 30, 1998 primarily due to increases in interest only strips, cash and cash equivalents and other assets.

         Cash and cash equivalents increased $16.4 million, or 365.4%, to $20.9 million at March 31, 1999 from $4.5 million at June 30, 1998 primarily due to receipts from sales of subordinated debt.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Interest only strips and other receivables (comprised mainly of interest only and residual strips created in connection with the Company's securitizations) increased $67.9 million, or 67.4%, to $168.6 million at March 31, 1999 from $100.7 million at June 30, 1998. The Company completed $204.0 million in loan and lease securitizations during the third fiscal quarter of 1999, resulting in a nine-month total of $532.4 million of loans and leases securitized. Other assets increased $18.5 million, or 41.5%, to $62.9 million at March 31, 1999 from $44.5 million at June 30, 1998 due primarily to the recording of $20.4 million of mortgage servicing rights obtained in connection with the Company's loan and lease securitizations, partially offset by amortization of servicing rights.

         Total liabilities increased $89.6 million, or 48.7%, to $273.4 million at March 31, 1999 from $183.8 million at June 30, 1998 due primarily to an increase in subordinated debt and notes payable. The increase in subordinated debt and notes payable of $74.4 million, or 51.5%, was primarily attributable to $68.8 million of net sales of subordinated debt. The Company had $181.0 million of subordinated debt outstanding at March 31, 1999. Additional borrowings of $1.8 million, net of repayments, were obtained under the Company's warehouse and line of credit facilities to fund lending and leasing activities. (See "--Liquidity and Capital Resources" beginning on page 22 for further detail.)

         Accounts payable and accrued expenses increased $5.7 million, or 36.7%, to $21.3 million at March 31, 1999 from $15.6 million at June 30, 1998. This increase was due to increases in liabilities for trade payables of $4.4 million due to the increased business activity of the Company and to a lesser extent increases in accrued interest payable due to the higher subordinated debt balance at March 31, 1999.

         Other liabilities increase $9.3 million or 72.3% to $22.1 million at March 31, 1999 from $12.8 million at June 30, 1998 due to an increase in the liability for loans in process (primarily comprised of closed loans which have not yet been funded.)

         As previously announced on July 17, 1998, the Company's Board of Directors authorized the management of the Company to repurchase up to 10% of the outstanding shares of its common stock in the open market over a 12 month period. Acting under that authorization, and subsequent to March 31, 1999, the Company repurchased 111,000 shares of its common stock representing approximately 3% of the outstanding shares.

RESULTS OF OPERATIONS

Summary Financial Results
(in thousands, except per share data)

                                          Three Months Ended                         Nine Months Ended
                                               March 31,                                March 31,
                                         --------------------     Percentage       ---------------------    Percentage
                                           1999        1998        Increase         1999          1998       Increase
                                         -------      -------      --------        -------       -------     --------
Total revenues......................     $22,969      $14,851        54.7%         $61,209       $37,707        62.3%
Total expenses......................     $17,488      $ 9,648        81.3%         $45,078       $25,373        77.7%
Net income..........................     $ 3,508      $ 3,311         6.0%         $10,427       $ 8,017        30.1%
Return on average equity............       27.48%       35.59%                       28.88%        30.43%
Return on average assets............        4.45%        6.30%                        4.84%         6.53%
Earnings per share:
  Basic.............................     $  1.00      $  0.94         6.4%         $  2.96       $  2.28        29.8%
  Diluted...........................     $  0.96      $  0.90         6.7%         $  2.87       $  2.19        31.1%
Dividends declared per share........     $  0.05      $ 0.015                      $ 0.115       $ 0.045

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Net Income. For the third quarter of fiscal 1999 net income increased $0.2 million, or 6.0%, to $3.5 million from $3.3 million for the third quarter of fiscal 1998, basic earnings per common share increased to $1.00 on average common shares of 3,526,573 compared to $0.94 per share on average common shares of 3,523,406 for the third quarter of fiscal 1998. Diluted earnings per common share increased to $0.96 on average common shares of 3,625,379 compared to $0.90 per share on average common shares of 3,688,516 for the third quarter of fiscal 1998.

         For the nine months ended March 31, 1999, net income increased $2.4 million, or 30.1%, to $10.4 million from $8.0 million for the nine months ended March 31, 1998. Basic earnings per common share increased to $2.96 on average common shares of 3,524,446 compared to $2.28 per share on average common shares of 3,514,690 for the nine months ended March 31, 1998. Diluted earnings per common share increased to $2.87 on average common shares of 3,629,932 compared to $2.19 per share on average common shares of 3,667,646 for the nine months ended March 31, 1998.

         Net income for both the three month and nine month periods increased primarily as a result of increases in the volume of loans and leases securitized during the periods and increases in fee income due to the increase in the Company's total managed portfolio.

         In the second quarter of fiscal 1999, the Company increased its quarterly dividend by 233% to $0.05 per share, which continued in the third quarter. The Company declared dividends of $0.015 on its common stock in the third quarter of fiscal 1998. The common dividend payout ratio based on diluted earnings per share was 5.2% for the third quarter of fiscal 1999, compared to 1.7% for the third of fiscal 1998.

         Since the Company's securitization strategy requires the accumulation of an inventory of loans and leases over time, the Company may experience fluctuations in operating results as a consequence of incurring costs and expenses in a fiscal period prior to the fiscal period in which the securitization is consummated. As such, the results of operations for a given period may not be indicative of results for subsequent comparable periods. In addition, as a result of the Company's securitization strategy, the Company may operate on a negative operating cash flow basis, which could negatively impact the Company's results of operations during such periods.

         The Company's growth strategy is dependent upon its ability to increase its loan and lease origination volume through both geographic expansion and growth in current markets. The implementation of this strategy will depend in large part on a variety of factors outside the control of the Company, including, but not limited to, the Company's ability to obtain adequate financing on favorable terms and profitably securitize its loans and leases on a regular basis and continue to expand in the face of increasing competition. The Company's failure with respect to any of these factors could impair its ability to successfully implement its growth strategy, which could adversely affect the Company's results of operations and financial condition.

         Total Revenues. For the third quarter of fiscal 1999, total revenues increased $8.1 million, or 54.7%, to $23.0 million from $14.9 million for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, total revenues increased $23.5, million or 62.3%, to $61.2 million from $37.7 million for the first nine months of fiscal 1998. Growth in total revenue for both periods was the result of increased gains on sales of loans and leases from the increased volume of loans and leases securitized and, to a lesser extent, increases in servicing income due to the growth of the Company's total managed portfolio.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Gain on Sale of Loans and Leases. Gain on sale of loans and leases increased $7.3 million, or 70.0%, to $17.7 million for the third quarter of fiscal 1999 from $10.4 million in the third quarter of fiscal 1998. The increases were the result of securitizations of $16.4 million principal amount of loans secured by real estate and other business assets ("Business Purpose Loans"), $168.6 million principal amount of loans secured by real estate on single family residences ("Home Equity Loans") and sales of $19.0 million of small ticket and middle market leases ("Equipment Leases") into a commercial paper conduit. Securitizations in the third quarter of fiscal 1998 included $16.0 million of Business Purpose Loans and $89.0 million of Home Equity Loans. No Equipment Leases were securitized in the third quarter of fiscal 1998. Gains recognized in the third quarter of fiscal 1999 represent the allocated cost of the interest only and residual strips recorded of $23.9 million, net loan and lease servicing assets of $8.0, million less $14.2 million of costs associated with the transactions including write-offs of deferred loan origination costs and recording a provision for the expected impact of credit losses on the fair value of interest only and residual strips.

         For the nine months ended March 31, 1999, gain on sale of loans and leases increased $21.0, million or 82.1%, to $46.5 million from $25.5 million for the nine months ended March 31, 1998. The increases were the result of sales of $41.7 million principal amount of Business Purpose Loans, $423.3 million principal amount of Home Equity Loans and $67.7 million of Equipment Leases. Securitizations in the first nine months of fiscal 1998 included $39.1 million of Business Purpose Loans and $165.9 million of Home Equity Loans. No Equipment Leases were securitized in the first nine months of fiscal 1998.

The following schedule details the Company's loan and lease originations during the three month and nine month periods ended March 31, 1999 and 1998 (in thousands):

                                                    Three Months Ended          Nine Months Ended
                                                         March  31,                 March   31,
                                                  ----------------------      ----------------------
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------

Business Purpose Loans                            $ 16,771      $ 14,601      $ 42,721      $ 37,808
Home Equity Loans, including first mortgages       169,725       102,538       500,121       224,363
Equipment Leases                                    24,441        21,964        76,745        44,728
                                                  --------      --------      --------      --------
Total Loans and Leases originated                 $210,937      $139,103      $619,587      $306,899
                                                  ========      ========      ========      ========

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity classify the resulting mortgage-backed security or other retained interests based on its ability and intent to hold or sell those investments. SFAS No. 134 became effective for fiscal quarters beginning after December 15, 1998. In accordance with the provisions of SFAS No. 134, the Company has reclassified its retained interests from trading securities to available-for-sale securities. As available-for-sale securities, subsequent adjustments to the fair value of retained interests are recorded in stockholders' equity and reported as a component of comprehensive income. The adoption of SFAS No. 134 did not have a material effect on the Company's financial condition, but reduced the Company's gains on sale by $2.5 million pre-tax in the quarter ended March 31, 1999.

         Interest and Fees. Interest and fee income for the third quarter of fiscal 1999 increased $0.5 million or 12.1% to $4.7 million from $4.2 million in the third quarter of fiscal 1998. For the nine months ended March 31, 1999, interest and fee income increased $1.6 million, or 13.6%, to $13.2 million from $11.6 million for the first nine months of fiscal 1998. Interest and fee income consists primarily of interest income earned on loans and leases while held in the Company's portfolio, premiums earned on loans sold with servicing released, and other ancillary fees collected in connection with loan and lease originations.

         Interest income decreased $0.9 million, or 33.3%, to $1.8 million for the third quarter of fiscal 1999 from $2.7 million for the third quarter of fiscal 1998. This decrease was primarily attributable to a reduction in the duration of time portfolio loans accrued interest income prior to securitization. During the nine months ended March 31, 1999, interest income decreased $1.3 million, or 19.1%, to $5.8 million from $7.1 million for the nine months ended March 31, 1998. The decrease was attributable to the effect of the accelerated timing of securitizations in fiscal 1999 partially offset by the impact of an increase in the average balance of portfolio loans. The Company currently securitizes loans quarterly. Prior to the third quarter of fiscal 1998, securitizations were completed semi-annually.

         Fee income increased $1.4 million, or 88.7%, to $2.9 million for the third quarter of fiscal 1999 from $1.5 million for the third quarter of fiscal 1998. During the nine months ended March 31, 1999, fee income increased $2.9 million, or 65.8%, to $7.4 million from $4.5 million for the nine months ended March 31, 1998. Increases in the volume of loans originated resulted in increased fees for the three-month and nine-month periods ended March 31, 1999.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Servicing Income. Servicing income is comprised of contractual and ancillary fees collected on securitized loans and leases less amortization of the servicing assets recorded at the time the loans and leases are securitized. For the third quarter of fiscal 1999, servicing income increased $0.3 million, or 199.2%, to $0.5 million from $0.2 million for the third quarter of fiscal 1999. Servicing income increased $1.1 million or 261.3%, to $1.5 million for the nine months ended March 31, 1999 from $0.4 million for the nine months ended March 31, 1998. The increases were the result of growth in the Company's total managed portfolio (includes loans and leases available for sale and loans and leases serviced for others) from $441.7 million at March 31, 1998 to $559.4 million at June 30, 1998 to $1.0 billion at March 31, 1999.

         Total Expenses. For the third quarter of fiscal 1999, total expenses increased $7.8 million, or 81.3%, to $17.5 million from $9.6 million for the third quarter of fiscal 1998. Total expenses increased $19.7 million, or 77.7%, to $45.1 million for the nine months ended March 31, 1999 from $25.4 million for the nine months ended March 31, 1998. As described in more detail below, these increases were a result of increased interest expense attributable to the Company's sales of subordinated debt and borrowings used to fund loan and lease originations and increases in sales and marketing, and general and administrative expenses related to growth in loan and lease originations and the growth of the total managed portfolio and the continued building of support area infrastructure to support the increases in originated and managed portfolios.

         Interest Expense. For the third quarter of fiscal 1999, interest expense increased $3.1 million, or 101.8%, to $6.1 million from $3.0 million for the third quarter of fiscal 1998. The increase was attributable to an increase in the amount of the Company's subordinated debt outstanding during the third quarter of fiscal 1999, the proceeds of which were used to fund the Company's loan and lease originations and investments in operations required to position the Company for future growth, and the costs related to greater utilization of warehouse and credit line facilities to fund loan and lease originations. Average subordinated debt outstanding during the three months ended March 31, 1999 was $166.7 million compared to $94.0 million during the three months ended March 31, 1998. The average outstanding balances under warehouse and other credit lines were $130.5 million during the three months ended March 31, 1999, compared to $71.7 million during the three months ended March 1998.

         During the first nine months of fiscal 1999 interest expense increased $7.7 million, or 96.6%, to $15.7 million from $8.0 million for the nine months ended March 31, 1998. In addition to increases in average debt balances described above, additional debt was assumed in connection with the acquisition of NJMIC in October 1997. Average subordinated debt outstanding during the nine months ended March 31, 1999 was $143.5 million compared to $78.7 million during the nine months ended March 31, 1998. The average outstanding balances under warehouse and other credit lines were $99.2 million during the nine months ended March 31, 1999 compared to $42.1 million during the nine months ended March 31, 1998.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Provision for Credit Losses. The Company maintains an allowance for credit losses on portfolio loans to account for loans and leases that are delinquent and are expected to be ineligible for sale into a securitization. In addition, an allowance for credit losses is maintained to account for the expected impact of credit losses on the fair value of interest only strips/residual interests. The allowance for credit losses as it relates to the Company's securitizations approximates the impact that anticipated credit losses will have on the cash flows expected to be received from the securitized loans and is included in the estimation of the fair value of the company's interest only and residual strips. The allowance is calculated based upon management's estimate of the expected collectibility of loans and leases outstanding based upon a variety of factors, including but not limited to, economic conditions and credit and collateral considerations. Although the Company maintains its allowance for credit losses at the level it considers adequate to provide for potential losses, there can be no assurances that actual losses will not exceed the estimated amounts or that additional provision will not be required. The Company had an allowance for credit losses of $10.0 million on the total managed portfolio at March 31, 1999 as compared to $5.6 million at June 30, 1998. The ratio of the allowance for credit losses to the net total managed portfolio was 1.0% at March 31, 1999, June 30, 1998 and March 31, 1998.

          The provision for credit losses on the total managed portfolio for the third quarter of fiscal 1999 was $2.2 million (includes a $0.5 million provision related to the Company's loan and lease portfolio and a $1.7 million provision related to the Company's securitizations) as compared to $1.2 million (includes a $0.2 million provision related to the Company's loan and lease portfolio and a $1.0 million provision related to the Company's securitizations) for the third quarter of fiscal 1998. The provision for credit losses related to the Company's securitizations is a component of the gain on sale recognized at the time of securitization.

          The provision for credit losses on the total managed portfolio for the nine months ended March 31, 1999 was $5.2 million (includes a $0.7 million provision related to the Company's loan and lease portfolio and a $4.5 million provision related to the Company's securitizations) as compared to $2.2 million (includes a $0.4 million provision related to the Company's loan and lease portfolio and a $1.8 million provision related to the Company's securitizations) for the nine months ended March 31, 1998.

         The following table summarizes changes in the allowance for credit losses for the three and nine-month periods ended March 31, 1999 (in thousands):

                                                                   Total
Three Months Ended March 31, 1999     Company                     Managed
                                     Portfolio  Securitizations  Portfolio
                                     ---------  ---------------  ---------
Balance at beginning of period .      $ 1,070       $ 7,257       $ 8,327
Provision for credit losses ....          542         1,638         2,180
Charge offs, net of recoveries .         (550)         --            (550)
                                      -------       -------       -------
Balance at March 31, 1999 ......      $ 1,062       $ 8,895       $ 9,957
                                      =======       =======       =======

Nine Months Ended March 31, 1999
Balance at beginning of period .      $ 1,078       $ 4,516       $ 5,594
Provision for credit losses ....          745         4,430         5,175
Charge offs, net of recoveries .         (761)          (51)         (812)
                                      -------       -------       -------
Balance at March 31, 1999 ......      $ 1,062       $ 8,895       $ 9,957
                                      =======       =======       =======

Credit losses related to the Company's securitizations are generally recorded in the Company's books at the time an impaired loan is repurchased from the securitization.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Sales and Marketing Expenses. For the third quarter of fiscal 1999, sales and marketing expenses increased $3.4 million, or 121.5%, to $6.2 million from $2.8 million for the third quarter of fiscal 1998. For the nine months ended March 31, 1999, sales and marketing expenses increased $8.2 million, or 100.8%, to $16.4 from $8.2 million for the nine months ended March 31, 1998. The increases were primarily attributable to targeted television and radio advertising related to Home Equity Loans and advertising costs resulting from increased newspaper and direct mail advertising related to the Company's sales of subordinated debt and loan products. During the third quarter of fiscal 1999, targeted television advertising was intensified in Chicago, Florida and Georgia. Subject to market conditions, the Company plans to continue to expand its service area throughout the United States. As a result, it is anticipated that sales and marketing expenses will continue to increase in the future.

         General and Administrative Expenses. For the third quarter of fiscal 1999, general and administrative expenses increased $1.7 million, or 101.0%, to $3.4 million from $1.7 million for the third quarter of fiscal 1998. For the nine months ended March 31, 1999, general and administrative expenses increased $3.5 million, or 68.0%, to $8.6 million from $5.1 million for the nine months ended March 31, 1998. The increases were primarily attributable to increases in rent, telephone, office expense, professional fees and other expenses incurred as a result of the previously discussed growth in loan and lease originations and in the volume of total loans and leases managed during fiscal 1999 and the continued building of support area infrastructure to support the increases in originations and managed portfolio.

LOAN AND LEASE QUALITY

         Total delinquencies (loans and leases with payments past due greater than 30 days) in the total managed portfolio were $32.6 million at March 31, 1999 as compared to $16.8 million at June 30, 1998 and $13.3 million at March 31, 1998. Total delinquencies as a percentage of the total managed portfolio (the "delinquency rate") was 3.22% at March 31, 1999 as compared to 3.01% at June 30, 1998 and 3.02% at March 31, 1998. The increase in the delinquency rate from March 31, 1998 was attributable to the maturation of the Company's total managed portfolio, which was $1.0 billion at March 31, 1999, $559.4 million at June 30, 1998 and $441.7 million at March 31, 1998. (See Provision for Credit Losses on page 18 for further discussion of risks associated with potential increases in delinquencies.)

         Total REO (comprising foreclosed properties and deeds acquired in lieu of foreclosure) increased to $6.8 million, or 0.68% of the total managed portfolio at March 31, 1999. The increase in REO reflects the seasoning of the portfolio and the results of the Company's loss mitigation initiatives of quick repossession of collateral through accelerated foreclosure processes and "Cash For Keys" programs.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table provides data concerning delinquency experience, real estate owned ("REO") and loss experience for the Company's total managed loan and lease portfolio (dollars in thousands):

                                            March 31, 1999               June 30, 1998
                                        ---------------------       ----------------------
Delinquency by Type                        Amount          %          Amount            %
-------------------                     ----------       ----       ----------        ----
Business Purpose Loans
Total managed portfolio                 $  133,700                  $  101,250
                                         ==========                 ==========
Period of delinquency:
         31-60 days                          1,241       0.93%      $    1,236        1.22%
         61-90 days                          1,153       0.86              928        0.92
         Over 90 days                        6,304       4.72            3,562        3.52
                                        ----------       ----       ----------        ----
Total Delinquencies                     $    8,698       6.51%      $    5,726        5.66%
                                        ==========       ====       ==========        ====
REO                                     $    2,868                  $      611
                                        ==========                  ==========
Home Equity Loans
Total managed portfolio                 $  715,187                  $  349,685
                                        ==========                  ==========
Period of delinquency:
         31-60 Days                     $    5,217       0.73%      $    3,726        1.08%
         61-90 Days                          4,052       0.57            1,022        0.29
         Over 90 Days                       11,665       1.63            3,541        1.02
                                        ----------       ----       ----------        ----
Total Delinquencies                     $   20,934       2.93%      $    8,289        2.39%
                                        ==========       ====       ==========        ====
REO                                     $    4,049                  $      311
                                        ==========                  ==========
Equipment Leases
Total managed portfolio                 $  162,871                  $   108,463
                                        ==========                  ==========
Period of delinquency:
         31-60 days                     $      725       0.45%      $    1,000        0.92%
         61-90 days                            370       0.23              320        0.30
         Over 90 days                        1,867       1.15            1,478        1.36
                                        ----------       ----       ----------        ----
Total Delinquencies                     $    2,962       1.82%      $    2,798        2.58%
                                        ==========       ====       ==========        ====

Company Combined
----------------
Total managed portfolios                $1,011,758                  $  559,398
                                        ==========                  ==========
Period of delinquency:
         31-60 days                     $    7,183       0.71%      $    5,962        1.07%
         61-90 days                          5,575       0.55            2,270        0.41
         Over 90 days                       19,836       1.96            8,581        1.53
                                        ----------       ----       ----------        ----
Total Delinquencies                     $   32,594       3.22%      $   16,813        3.01%
                                        ==========       ====       ==========        ====
Total REO                               $    6,849                  $      922
                                        ==========                  ==========
Losses, net of recoveries,
    experienced during the period       $      812(a)    0.14%(b)   $      667(c)     0.12%
                                        ==========       ====       ==========        ====
Allowance for credit losses at end
    of period                           $    9,957       1.0%       $    5,594        1.0%
                                        ==========       ====       ==========        ====


--------------------------------------------------------------------------------
(a)      For the nine month period ended March 31, 1999.
(b)      Annualized based on the year to date average portfolio balance.
(c)      For the fiscal year ended June 30, 1998.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INTEREST RATE RISK MANAGEMENT

         A primary market risk exposure to the Company is interest rate risk. Profitability is sensitive to the spread between the effective rate of interest received on loans and leases available for sale or securitized (generally fixed interest rates) and the interest rates paid pursuant to the Company's credit facilities or the pass-through rate for interests issued in connection with securitizations. Also, a substantial and sustained increase in market interest rates could adversely affect the Company's ability to originate and purchase loans.

         Loans and Leases Available for Sale - The Company's gain on sale of loans and leases may be unfavorably impacted to the extent it holds fixed-rate mortgage loans or leases in its available for sale portfolio prior to securitization. The adverse effect on the Company's gain may be the result of increases in interest rates during the period the loans are held prior to securitization or as a result of an increase in the rate required to be paid to investors in connection with the securitization.

         The Company implemented a hedging strategy in an attempt to mitigate the effect of changes in interest rates on its fixed-rate mortgage loan and lease portfolios between the date of origination and securitization. The nature and quality of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan and lease originations and purchases. A strategy used in the first six months of fiscal 1999 involved short sales of a combination of U.S. Treasury securities with an average life that closely matched the expected average life of the loans to be securitized. The settlement date of the short sale, as well as the buy back of the Treasury securities coincided with the anticipated settlement date of the underlying securitization. During the first half of fiscal year 1999, the Company incurred a loss of approximately $3.0 million on short sales of securities, which was recognized as an offset to the gain on sale recorded on securitizations during the period. At March 31, 1999, the Company had no outstanding short sales. Another hedging strategy the Company uses involves prefunding loan originations in connection with securitizations, which enables the Company to determine in a current period the rate to be received by the investors when the prefund balance of a securitization is satisfied.

         In the future the Company may expand the types of financial instruments it uses to hedge interest rate risk. Such instruments could include interest rate swaps, financial futures and interest rate options or other derivative instruments.

         The Company believes that it is able to implement a cost-effective hedging program to provide a level of protection against changes in market value of its fixed-rate mortgage loans held for sale. However, an effective interest rate risk management strategy is complex and no such strategy can completely insulate the Company from interest rate changes. The nature and timing of hedging transactions may impact the effectiveness of hedging strategies. Poorly designed strategies or improperly executed transactions may increase rather than mitigate risk. In addition, hedging involves transaction and other costs. Such costs could increase as the period covered by the hedging protection increases. It is expected that such loss would be offset by income realized from the securitizations in that period or in future periods. As a result, the Company may be prevented from effectively hedging its fixed-rate loans held for sale, without reducing the Company's income in current periods due to the costs associated with the Company's hedging activities.

          AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Only Strips and Servicing Assets - A significant decline in market interest rates could increase the level of loan prepayments, thereby decreasing the size of the Company's loan servicing portfolio. To the extent that interest only strips and servicing assets have been recorded on the books of the Company, higher than anticipated rates of loan prepayments could require the Company to write down the value of such interest only strips and servicing rights, adversely impacting earnings during the period of adjustment. Anticipated prepayment rates used to value interest only strips and servicing assets are as follows:

     Business Purpose Loans...........3% ramping to 13% over twenty-four months
     Home Equity Loans................2% ramping to 24% over twelve months

Subordinated Debt - The Company also experiences interest rate risk to the extent that as of March 31, 1999 approximately $83.9 million of its liabilities were comprised of subordinated debt with scheduled maturities of greater than one year. To the extent that interest rates decrease in the future, the rates paid on such liabilities could approach or exceed the rates received on new loan originations resulting in a reduction or elimination of the Company's spread.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


         The Company's business requires continual access to short and long-term sources of debt financing. The Company's cash requirements include the funding of loan and lease originations, payment of interest expense, funding of over-collaterization requirements in connection with its securitizations, payment of operating expenses and funding of capital expenditures.

         The Company continues to significantly rely on access to the asset-backed securities market through securitizations to generate cash proceeds for the repayment of debt and to fund its ongoing operations. As a result of the terms of the securitizations, the Company will receive less cash flow from the portfolios of loans and leases securitized than it would otherwise receive absent securitizations. Additionally, pursuant to the terms of the securitizations, the Company will act as the servicer of the loans and leases and in that capacity will be obligated to advance funds in certain circumstances which may create greater demands on the Company's cash flow than either selling loans with servicing released or maintaining a portfolio of loans.

         A significant portion of the Company's loan originations are non-conforming mortgages to subprime borrowers. Certain participants in the non-conforming mortgage industry have experienced greater than anticipated losses on their securitization residual interests due to the effects of increased credit losses and increased prepayment rates, requiring them to record valuation allowances or write downs for these conditions. In addition, unusual movements in the capital markets resulted in increased demand for US Treasury securities which had an adverse impact on the demand for asset-backed securities including those backed by non-conforming mortgage loans. As a result, some participants experienced restricted access to capital required to fund loan originations, and have been precluded from participation in the asset-backed securitization market. However, the Company has maintained its ability to obtain funding and to securitize loans. Factors that have minimized the effect of adverse market conditions on the Company include its ability to originate loans through its established retail channels, assessment of prepayment fees on loans, diversification of lending in the home equity, business loan and equipment lease markets and the ability to raise capital through its Registered Investment Note Offering.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Subject to economic, market and interest rate conditions, the Company intends to continue to implement additional securitizations of its loan and lease portfolios. Any delay or impairment in the Company's ability to securitize its loans and leases, as a result of market conditions or otherwise, could adversely affect the Company's results of operations.

         To a limited extent, the Company intends to continue to augment the interest and fee income it earns on its loan and lease portfolios by selling loans and leases either at the time of origination or from its portfolio to unrelated third parties. These transactions also create additional liquid funds available for lending activities.

         The Company also relies on borrowings such as its subordinated debt and warehouse credit facilities to fund its operations. At March 31, 1999, the Company had a total of $182.8 million of subordinated debt outstanding, and available credit facilities totaling $275.0 million, of which $33.1 million was drawn upon at such date.

         Effective October 1, 1997, ABFS assumed $9.9 million of subordinated debt previously issued by NJMIC. Of this amount, $4.9 million was outstanding at March 31, 1999 and included maturity dates ranging from April 1999 to May 2003. In addition, during the nine months ended March 31, 1999, ABFS sold $68.7 million in principal amount of subordinated debt (including redemptions and repurchases by investors) pursuant to a registered public offering with maturities ranging between one day and ten years (the "Registered Investment Note Offering"). As of March 31, 1999, the Company had approximately $181.0 million of subordinated debt outstanding under the Registered Investment Note Offering. Under a shelf registration statement declared effective by the Securities and Exchange Commission on October 20, 1998, the Company registered an additional $250.0 million of subordinated debt to be offered pursuant to the Registered Investment Note Offering of which $170.0 was available at March 31, 1999. The proceeds of such sales of subordinated debt will be used to fund general operating and lending activities. The Company intends to meet its obligation to repay such debt as it matures with income from operations, including securitization or sale of loans or leases, working capital and cash generated from additional debt financing. The utilization of funds for the repayment of such obligations should not adversely affect the Company's operations.

         The following is a description of the Company's warehouse and line of credit facilities that are utilized to fund the Company's origination of loans and leases prior to securitization. All of these facilities are senior in right of payment to the Company's subordinated debt.

         The Company's subsidiaries have an aggregate $100.0 million Interim Warehouse and Security Agreements with Prudential Securities Credit Corporation to fund loan originations. In May 1998, the aggregate amount that could be advanced under these agreements was extended from $50.0 million to $100.0 million. These agreements were also amended in August 1998 to extend the term to August 31, 1999. The obligations under these agreements are guaranteed by the Company. Under these agreements, the subsidiaries may obtain advances subject to certain conditions, which extensions of credit bear interest at a specified margin over the LIBOR rate. The obligations under these agreements are collateralized by pledged loans. At March 31, 1999, $51.0 thousand of these facilities were being utilized.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         In July 1997, the Company and certain of its subsidiaries obtained a $110.0 million warehouse credit facility from a syndicate of banks led by Chase Bank of Texas N.A. Under this warehouse facility, the Company may obtain advances, subject to certain conditions, including sublimits based upon the type of collateral securing the advance. Interest rates on the advances are based upon 30-day LIBOR plus a margin. The Company's obligations under the facility are collateralized by certain pledged loans and other collateral related thereto. The facility also requires the Company to meet certain financial ratios and contains restrictive covenants, including covenants limiting loans to and transaction with affiliates, the issuance of additional debt, and the types of investments that can be made by the Company and its subsidiaries. The aggregate amount that could be advanced under this credit facility was increased from $110.0 million to $150.0 million and the term was extended two years so that such facility now expires on October 1, 2000. At March 31, 1999, $15.4 million of this facility was being utilized.

         In September 1998 the Company's subsidiaries, American Business Leasing, Inc. ("ABL") and Federal Leasing Corp., ("FLC"), entered into a credit agreement with First Union National Bank ("FUNB") pursuant to which FUNB committed to extend $20.0 million of credit in the form of a warehouse line of credit to such entities to enable them to fund eligible lease receivables. The agreement terminates in September 2000. Under the FUNB line of credit, ABL and FLC may obtain advances in increments of $500,000 or greater, subject to certain conditions, which extensions of credit shall bear interest at either the LIBOR rate plus 187.5 basis points or the prime rate set by FUNB less 100 basis points at the borrower's option. Such agreement has a term of two years unless accelerated upon an event of default as described in such agreement. The obligation under the FUNB line of credit is collateralized by pledged leases and other collateral related thereto. Such obligation is also guaranteed by the Company and certain of its subsidiaries. The FUNB line of credit requires ABL and FLC to meet certain financial and delinquency ratios and contains restrictive covenants included but not limited to the incurrence of additional debt, the retention of certain members of senior management and Year 2000 compliance. At March 31, 1999, $12.6 million of this line of credit was being utilized.

         In October 1998, ABL and American Business Lease Funding Corporation ("ABLFC"), a wholly-owned subsidiary of ABL, entered into a $100.0 million commercial paper conduit underwritten by First Union Capital Markets to finance equipment lease production. The agreement allows for up to two sales of equipment leases per month into the conduit. The agreement terminates on October 14, 1999 unless terminated earlier in the event of a certain event of default described therein. The cost of financing is the average interest rate on commercial paper plus 65 basis points. At March 31, 1999, $47.0 million of this facility was being utilized.

         In December 1998, the Company's subsidiaries, ABC, HAC and NJMIC entered into a credit agreement with Chase Bank of Texas ("CBT") pursuant to which CBT committed to extend $5.0 million of credit in the form of a Security Agreement against the Class R Certificate of the ABFS Mortgage Loan Trust 1998-2. Under the CBT line of credit ABC, HAC and NJMIC may borrow up to $5.0 million, subject to certain conditions which extensions of credit shall bear interest at the LIBOR rate plus 200 basis points. Such agreement has a term of one year unless accelerated upon an event of default as described in such agreement. At March 31, 1999, $5.0 million of this line of credit was being utilized.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         As of March 31, 1999, the Company had $97.1 million of debt scheduled to mature during the twelve months ending March 31, 2000 which was comprised of maturing subordinated debt, warehouse lines of credit and other debt incurred in connection with the acquisition of NJMIC. The Company currently expects to refinance the maturing debt through extensions of maturing debt or new debt financing and, if necessary, may retire the debt through cash flow from operations and loan sales or securitizations. Despite the Company's current use of securitizations to fund loan growth, the Company is also dependent upon other borrowings to fund a portion of its operations. The Company intends to continue to utilize debt financing to fund its operations in the future.

         Any failure to renew or obtain adequate funding under a warehouse credit facility, or other borrowings, or any substantial reduction in the size or pricing in the markets for the Company's loans and leases, could have a material adverse effect on the Company's results of operations and financial condition. To the extent the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan and lease production activities or sell loans and leases rather than securitize them, thereby having a material adverse effect on the Company's results of operations and financial condition.

         The Company leases certain of its facilities under a five-year operating lease expiring in January 2003 at a minimum annual rental of approximately $700,000. The lease contains a renewal option for an additional period at increased annual rental.

Year 2000 Update

         The Company established its Year 2000 (Y2K) Task Force to assess the Company's Y2K issues and to implement its Y2K compliance program. The Task Force includes members of the Company's Information Technology Department, Finance Department, Legal Department and an independent consultant with Y2K expertise. The Task Force reports periodically to executive management. The Task Force has completed an assessment of its core information technology (IT) systems and is continuing the process of evaluating the remainder of its non-core IT systems as well as non-IT systems. The non-IT systems include the Company's telecommunications systems, business machines and building and premises systems.

         The Company's Task Force has adopted a five-phase approach to assess Y2K issues and to address those issues that are reasonably within its control:

     Phase 1 - Awareness: One of the first tasks performed by the Task Force was to generate greater awareness of Y2K issues. The awareness process included contacting all business units to educate management regarding the Y2K program and to discern any potential issues. Each business unit has assigned a point of contact to assist the Task Force in the assessment and compliance process. Awareness efforts will continue throughout the span of the project.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     Phase 2 - Assessment: The Company has conducted an inventory of all IT hardware and software, including business applications, operating systems, third-party products, and internal and external interfaces that may be at risk. Each critical system was reviewed, rated for importance to business operations and identified as "retain" or "retire." This process has been completed for all core IT systems. All non-core IT systems are also under review. The review process is near completion for the non-core systems. It should be noted that the Company is currently in the process of replacing most core IT systems due to strategic and growth reasons unrelated to the Y2K issue. The Company commenced this replacement process in 1996 and currently anticipates completion by September 30, 1999. All systems acquired as part of this enhancement project will be certified by their vendors as Y2K compliant. The Company also is evaluating non-IT systems, which include the Company's telecommunications systems, business machines, building and premises systems and key suppliers, whose Y2K failures could have a material impact on the Company's operation. This part of the assessment, which is dependent on obtaining specific responses from third parties, is expected to be completed by June 1999. The assessment phase also includes the development of appropriate response plans, which may include repair, conversion, replacement or elimination of affected systems.

     Phase 3 - Renovation: This phase involves the remediation of Y2K issues identified as a result of the assessment (Phase 2). Efforts have commenced on certain in-house developed systems. This phase is expected to be completed by June 1999.

         Phase 4 - Validation: This phase involves establishing a test environment, performing systems tests and validating the results. The systems to be used for testing have been acquired, and the validation process has commenced. Vendors that have provided existing critical business applications have reported that they are Y2K compliant. The Company will validate these claims only if the replacement process is not completed in the scheduled time frames. Y2K testing and verification of all new "replacement" systems will be done as part of the implementation process. Test plans are being written, with verification testing projected to be completed by September 1999.

         Phase 5 - Implementation: This phase involves the deployment of the appropriate Y2K compliant strategy based on the results of the Company's Assessment, Renovation and Validation phases (Phases 2, 3 and 4).

                      Year 2000 Risks and Contingency Plans

         The majority of the Company's IT hardware and infrastructure is less than 2 years old, minimizing exposure to Y2K issues. This inventory is being checked against vendor provided Y2K information for validation. Also, the Company intends that all new hardware and software acquisitions are represented and warranted by the vendors as Y2K compliant and that any systems developed by in-house programmers will continue to be created using Y2K compliant tools, platforms, and procedures.

         The Company has been contacting suppliers who provide necessary goods and services, including banking institutions who provide financial services to the Company, to evaluate their Y2K compliance plans. As responses are received, their responses are reviewed and evaluated to ensure that no Y2K related event will materially impede the ability of the Company's suppliers to continue to provide needed goods and services as the Year 2000 is approached and reached. To date, the Company believes all responses received indicate that these goods and services are, or will be, Year 2000 compliant. The failure of the Company's suppliers to address their Y2K issues on a timely basis may have a material adverse effect on the Company's operations.

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

         Based upon the current status, the Company has targeted the end of September 1999 for completion of its Y2K compliance program. However, no assurance can be given that the Company will meet this time frame. The Company currently estimates that the costs directly associated with its Y2K compliance program will be approximately $0.3 million. This budgeted amount does not include the costs associated with the "replacement" systems as referenced in Phase 2. The funds necessary to complete the systems replacement project and the Y2K compliance program are included in the Company's Information Technology operating budget. Approximately one-third of the amount budgeted for costs directly associated with the Company's Y2K compliance program have been expended as of March 31, 1999.

         The Company is in the process of developing a contingency plan that will be used in the event that any of its hardware, software or other computer systems, or those of its vendors are not Y2K compliant, based on risks identified as a result of the Company's assessment and testing phase of its Year 2000 compliance program.

         While the Company fully expects that the precautions being taken will prepare the Company for entering Year 2000, there is always the potential for risk. The failure of the Company or any of its material suppliers to bring their systems into Year 2000 compliance on a timely basis may have a material adverse effect on the Company's operations.

AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure about Market Risk

                  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-INTEREST RATE RISK MANAGEMENT" on page 21. Additional quantitative and qualitative disclosures regarding market risk are contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

PART II. OTHER INFORMATION
AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings

         On October 23, 1997, a class action suit was filed in the Superior Court of New Jersey - Law Division, Essex County (the "Superior Court") at Docket No. L-12066-97 against New Jersey Mortgage and Investment and Corp. ("NJMIC") by Alfred G. Roscoe, on behalf of himself and others similarly situated. Mr. Roscoe sought certification that the action may be maintained as a class action as well as unspecified compensatory damages and injunctive relief. In his complaint, Mr. Roscoe alleged that NJMIC violated New Jersey's Mortgage Financing on Real Estate Law, N.J.S.A. 46:10A-1 et seq., by requiring him and other borrowers to pay or reimburse NJMIC for attorneys' fees and costs in connection with loans made to them by NJMIC. Mr. Roscoe further asserted that NJMIC's alleged actions violated New Jersey's Consumer Fraud Act, N.J.S.A. 56:8-1, et seq., and constituted common law fraud and deceit. On February 24, 1998, after oral argument before the Superior Court, an order was entered in favor of NJMIC and against Mr. Roscoe granting NJMIC's Motion for Summary Judgement. Mr. Roscoe appealed to the Superior Court of New Jersey - Appellate Division (the "Appellate Division"). Oral argument on the appeal was heard on January 20, 1999 before a two-judge panel of the Appellate Division. On February 3, 1999, the panel filed a per curiam opinion affirming the superior court's ruling in favor of NJMIC.

         On March 4, 1999, a Petition for Certification for review of the final judgment of the Superior Court was filed with the Supreme Court of New Jersey (the "Supreme Court"). NJMIC filed its Brief in Opposition to the Petition for Certification on March 16, 1999, which pleading was followed by the Petitioner's filing of a Reply Brief. No decision has been rendered by the Supreme Court at this time.

         Pursuant to the terms of the Agreement for Purchase and sale of Stock of NJMIC between the Company and the former stockholders of NJMIC, such former stockholders are required to indemnify the Company up to $16.0 million in connection with any losses related to, caused by or arising from NJMIC's failure to comply with applicable law to the extent such losses exceed $100,000. Such former stockholders have agreed to defend the Company in this suit.

         Additionally from time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders - None

Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits


     Exhibit
     Number                         Description of Exhibit
     ------                         ----------------------

      27                        Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN BUSINESS FINANCIAL SERVICES, INC.




DATE: May 14, 1999      BY: /s/ Albert W. Mandia
      ------------          ----------------------------------------------------
                            Albert W. Mandia
                            Executive Vice President and Chief Financial Officer

           AMERICAN BUSINESS FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



    Exhibit
     Number                         Description of Exhibit
     ------                         ----------------------

          27                        Financial Data Schedule