Form 10-K
period 1999-12-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 2000-03-23
CIK 839849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                   Commission File Number______333-52021______

              Prudential Securities Secured Financing Corporation
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                Delaware                            13-3526694
--------------------------------------   ---------------------------------------
      (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

     One New York Plaza
     New York, New York                                      10292
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code_______(212) 778-1000_________

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE.

     No documents have been incorporated by reference in this Form 10-K.

                           TABLE OF CONTENTS

                                                                            Page


PART I.......................................................................1
      Item 1.  Business......................................................1
      Item 2.  Properties....................................................1
      Item 3.  Legal Proceedings.............................................1
      Item 4.  Submission of Matters to a Vote of Security Holders...........1

PART II......................................................................1
      Item 5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters.............................1
      Item 6.  Selected Financial Data.......................................2
      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............2
      Item 7A. Quantitative and Qualitative Disclosures About Market
                 Risk........................................................2
      Item 8.  Financial Statements and Supplementary Data...................2
      Item 9.  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.........................2

PART III.....................................................................2
      Item 10.  Directors and Executive Officers of the Registrants..........2
      Item 11.  Executive Compensation.......................................2
      Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management.............................................2
      Item 13.  Certain Relationships and Related Transactions...............2

PART IV......................................................................2
      Item 14.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K..................................................2

     In no-action letters issued to a variety of issuers of asset-backed or pass-through certificates representing ownership interests in, or of asset-backed notes issued by, trusts established by financial institutions, whose principal assets are receivables generated under motor vehicle retail installment sales contracts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See e.g., Bay View Auto Trusts (January 15, 1998); Nissan Auto Receivables 1995-A Grantor Trust (June 28, 1996); CIT Group Securitization Corp. II (January 25, 1996); AFG Receivables Trust 1995-A (May 29, 1996); Old Kent Auto Receivables Trust 1995-A (April 11, 1996); Mercedes-Benz Credit Corp., (January 6, 1995); CIT Group Securitization Corp. (April 15, 1994); Western Financial Savings Bank, F.S.B. (January 7, 1994); Toyota Motor Credit Corp. (November 11, 1993); Hyundai Motor Finance Co. (August 20, 1993); World Omni Financial Corp. (March 24, 1993); American Honda Receivables Corp. (March 12, 1993); and Volvo Auto Receivables Grantor Trust 1992-B (January 28, 1993).

     The Flagship Auto Receivables Owner Trust 1999-2 (the "Trust") was formed pursuant to the a Trust Agreement, dated as of November 8, 1999 (the "Agreement"), between Prudential Securities Secured Financing Corporation ("PSSFC") and First Union National Bank, as Owner Trustee. The assets of the Trust include, among other things, receivables consisting of motor vehicle installment contracts ("Receivables") secured by motor vehicles, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby and the proceeds thereof. On November 24, 1999, the Trust issued $117,000,000 6.420% Class A-1 Asset-Backed Notes, $60,000,000 6.705% Class A-2 Asset-Backed Notes, $43,000,000 6.835% Class A-3 Asset-Backed Notes and $30,000,000 6.900% Class A-4
Asset-Backed Notes (the "Notes").

     This Annual Report on Form 10-K has been filed in substantially the form that the Division of Corporate Finance, in the no-action letters referred to above, has stated that it would not object to.

                                     PART I

Item 1.     Business.

            Omitted.

Item 2.     Properties.

     The assets of the Trust include, among other things, receivables consisting of simple interest motor vehicle installment contracts secured by a motor vehicle, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby, and the proceeds thereof.

Item 3.     Legal Proceedings.

            None with respect to the Notes or the Trust.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None with respect to the Notes or the Trust.


                                     PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

     To the best knowledge of Prudential Securities Secured Financing Corporation and the Trust, there is no established public trading market for the Notes.

     One certificate representing a fractional undivided interest in the Trust (the "Certificate") was issued to Flagship Auto Loan Funding LLC 1999-II. All of the Notes are registered in the name of Cede & Co., as the nominee of The Depository Trust Company ("DTC").

     The Trust does not pay dividends on the Notes.

Item 6.     Selected Financial Data.

            Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.

Item 8.     Financial Statements and Supplementary Data.

            Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrants.

            Omitted.

Item 11.    Executive Compensation.

            Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Flagship Auto Loan Funding LLC 1999-II holds 100% of the
            Certificate.

Item 13.    Certain Relationships and Related Transactions.

            None.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) Listed below are the documents filed as part of this report:

            None.

            (b) Reports on Form 8-K:

            With respect to the last quarter of 1999, the following Form 8-K's were filed with the Commission:

            Date          Items Listed

            January       Servicer's Certificate, dated as of December 20, 1999.
            4, 2000

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION
                                  (Registrant)


Dated: March 23, 2000       By:  /S/ EVAN J. MITNICK
                            ---------------------------
                            Name:   Evan J. Mitnick
                            Title:  Vice President