Form 10-K405
period 1999-12-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 2000-03-30
CIK 839849

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

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

                       Commission File Number 333-52021

              Prudential Securities Secured Financing Corporation
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                      13-3526694
        (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

             One New York Plaza
             New York, New York                                    10292
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 778-1000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I....................................................................   1
  Item 1.  Business.......................................................   1
  Item 2.  Properties.....................................................   1
  Item 3.  Legal Proceedings..............................................   1
  Item 4.  Submission of Matters to a Vote of Security Holders............   1

PART II...................................................................   1
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................   1
  Item 6.  Selected Financial Data........................................   2
  Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   2
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....   2
  Item 8.  Financial Statements and Supplementary Data....................   2
  Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.............................................   2

PART III..................................................................   2
  Item 10. Directors and Executive Officers of the Registrants............   2
  Item 11. Executive Compensation.........................................   2
  Item 12. Security Ownership of Certain Beneficial Owners and Management.   2
  Item 13. Certain Relationships and Related Transactions.................   2

PART IV...................................................................   2
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
   K......................................................................   2

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

   The PeopleFirst.com Auto Receivables Owner Trust 1999-1 (the "Trust") was formed pursuant to a Trust Agreement, dated as of November 1, 1999 (the "Agreement"), between Prudential Securities Secured Financing Corporation (the "Registrant") and Wilmington Trust Company, as Owner Trustee. The assets of the Trust include, among other things, receivables consisting of motor vehicle loans ("Receivables") secured by motor vehicles, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby and the proceeds thereof. On November 30, 1999, the Trust issued $56,000,000 6.415% Class A-1 Asset Backed Notes, $42,000,000 6.685% Class A-2 Asset Backed Notes and $18,000,000 6.835%
Class A-3 Asset Backed Notes (the "Notes").

   This Annual Report on Form 10-K has been filed in substantially the form that the Division of Corporate Finance, in the no-action letters referred to above, has stated that it would not object to.

                                    PART I

Item 1. Business

   Omitted.

Item 2. Properties

   The assets of the Trust include, among other things, receivables consisting of motor vehicle loans secured by motor vehicles, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby, and the proceeds thereof.

Item 3. Legal Proceedings.

   None with respect to the Notes or the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

   None with respect to the Notes or the Trust.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   To the best knowledge of the Registrant, there is no established public trading market for the Notes.

   A Class A Asset Backed Certificate in the principal amount of $2,367,346.94 and a Class R Asset Backed Certificate, each representing a beneficial ownership interest in certain distributions of the Trust (the "Certificates") were issued to PF Funding II, LLC. All of the Notes are registered in the name of Cede & Co., as the nominee of The Depository Trust Company ("DTC").

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

   PF Funding II, LLC holds 100% of the Certificates.

Item 13. Certain Relationships and Related Transactions.

   None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Listed below are the documents filed as part of this report:

     Annual Statement of Compliance by the Servicer is not currently available and will be subsequently filed with the Commission.

     Independent Accounts Report on Servicer's servicing activities is not currently available and will be subsequently filed with the Commission.

    (b) Reports on Form 8-K:

     With respect to the last quarter of 1999, the following Form 8-K's were filed with the Commission:

           Date                                   Items Listed
           ----                                   ------------
      January 5, 1999              Monthly Noteholder Statement, with
                                   respect to December 15, 1999 distributions.

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

                                          Prudential Securities Secured
                                           Financing Corporation
                                          (Registrant)

                                             /s/ P. Carter Rise
                                          By: _________________________________
                                             Name: P. Carter Rise
                                             Title:Vice President/Director

Dated: March 29, 2000