Form 10-K/A
period 1999-12-31
PRUDENTIAL SECURITIES SECURED FINANCING CORP
filed 2000-08-23
CIK 839849

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                               FORM 10-K / A


                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the fiscal year ended December 31, 1999

                      Commission File Number 333-52021
                                             ----------

            Prudential Securities Secured Financing Corporation
           (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   13-3526694
---------------------------------       ---------------------------------------
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)



      One New York Plaza
      New York, New York                                            10292
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code      (212) 778-1000
                                                     ---------------------

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                    DOCUMENTS INCORPORATED BY REFERENCE.

      No documents have been incorporated by reference in this Form 10-K.



================================================================================

                             TABLE OF CONTENTS

                                                                          Page


PART I   .....................................................................1
         Item 1.  Business....................................................1
         Item 2.  Properties..................................................1
         Item 3.  Legal Proceedings...........................................1
         Item 4.  Submission of Matters to a Vote of Security Holders.........1

PART II  .....................................................................1
         Item 5.  Market for Registrant's Common Equity and Related Stockholder
                     Matters..................................................1
         Item 6.  Selected Financial Data.....................................2
         Item 7.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................2
         Item 7A. Quantitative and Qualitative Disclosures About Market
                    Risk......................................................2
         Item 8.  Financial Statements and Supplementary Data.................2
         Item 9.  Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosure.................................2

PART III .....................................................................2
         Item 10. Directors and Executive Officers of the Registrants.........2
         Item 11. Executive Compensation......................................2
         Item 12. Security Ownership of Certain Beneficial Owners and
                    Management................................................2
         Item 13. Certain Relationships and Related Transactions..............2

PART IV  .....................................................................2
         Item 14. Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K..............................................2

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

          None.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)     Listed below are the documents filed as part of this report:

          Annual Statement of Compliance by the Servicer.

          Independent Accountants Report on Servicer's servicing activities.

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


                      PRUDENTIAL SECURITIES SECURED FINANCING CORPORATION
                                 (Registrant)




Dated: August 18, 2000                By: /s/ Evan J. Mitnick
                                         -----------------------------------
                                      Name:  Evan J. Mitnick
                                      Title: Vice President - Asset Backed

                                             Finance Group